Form 10-K
period 2007-12-31
Nationstar Home Equity Loan Trust 2007-A
filed 2008-03-25
CIK 1387009

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
Commission File Number: 333-130642-03
Nationstar Funding LLC
(Exact name of registrant as specified in its charter)
Nationstar Home Equity Loan Trust 2007-A
(Issuing Entity)
Nationstar Funding LLC
(Exact name of Depositor as specified in its charter)
Nationstar Mortgage LLC
(Exact name of Sponsor as specified in its charter)

Delaware	75-2851805
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)
350 Highland Drive
Lewisville, Texas 75057
(Address of Principal Executive Offices)
Registrant’s telephone number, including area code: (469) 549-2000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not Applicable.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. Not Applicable.
DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1 Any annual report to security holders; (2) Any proxy information statement; and, (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended date December 24, 1980). None

PART I
Item 1. Business.
Not Applicable.
Item 1A. Risk Factors.
Not Applicable.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Not Applicable.
Item 3. Legal Proceedings.
Not Applicable.
Item 4. Submission of Matters to a Vote of Security Holders.
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Not Applicable.
Item 6. Selected Financial Data.
Not Applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Not Applicable.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not Applicable.
Item 8. Financial Statements and Supplementary Data.
Not Applicable.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Not Applicable.
Item 9B. Other Information.
Not Applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Not Applicable.
Item 11. Executive Compensation.
Not Applicable.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Not Applicable.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Not Applicable.
Item 14. Principal Accounting Fees and Services.
Not Applicable.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements:
Not Applicable.
(a)(2) Financial Statement Schedules:
Not Applicable.
(a)(3) The following documents are filed as a part of this report:

Exhibit No.

31.1	Rule 13a-14(d)/15d-14(d) Certification

4.1
Pooling and Servicing Agreement dated February 1, 2007 among NATIONSTAR FUNDING LLC, as Depositor, NATIONSTAR MORTGAGE LLC, as Seller, NATIONSTAR MORTGAGE LLC, as Servicer, and JPMORGAN CHASE BANK, NATIONAL ASSOCIATION as Trustee, previously filed under Form 8-K on February 22, 2007 as Ex. 4.1 and incorporated herein by reference.

4.2
Swap Agreement, dated as of February 7, 2007 by and between The Royal Bank of Scotland and The Bank of New York, not in its individual capacity but solely as trustee for the Supplemental Interest Trust with respect to Nationstar Home Equity Loan Asset-Backed Certificates, Series 2007-A, previously filed under Form 8-K on February 22, 2007 as Ex. 4.2 and incorporated herein by reference.

(b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed in the Exhibit Index that immediately follows the signature page hereof.
(c) Not Applicable.

ADDITIONAL DISCLOSURE ITEMS FROM REGULATION AB
Item 1112(b) of Regulation AB:
Significant Obligor Financial Information
Not Applicable.
Item 1114(b)(2) and Item 1115(b) of Regulation AB:
Significant Enhancement Provider Financial Information
Not Applicable.
Item 1117 of Regulation AB:
Legal Proceedings
There are no legal proceedings pending, or proceedings known to be contemplated by governmental authorities, against the sponsor, the depositor, the servicer, the trustee, or the trust, or any property thereof, that is material to the holders of certificates.
Item 1119 of Regulation AB:
Affiliations and Certain Relationships and Related Transactions
None.
Item 1122 of Regulation AB:
Compliance with applicable Servicing Criteria
(a) The following documents are filed as part of this report.

Exhibit No.

33.1	Certification Regarding Compliance with Applicable Servicing Criteria — Nationstar Mortgage LLC, as Servicer

33.2	Assertion of Compliance With Applicable Servicing Criteria — The Bank of New York & The Bank of New York Trust Company, as Trustee and Custodian

33.3	Assessment of Compliance With the Applicable Servicing Criteria — Wells Fargo Bank, N.A.

33.4	Report on Assessment of Compliance With the Applicable Servicing Criteria — First American Real Estate Solutions, L.P.

33.5
Report on Assessment of Compliance With the Applicable Servicing Criteria — American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly Safeco Financial Institution Solutions, Inc.)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young) — Nationstar Mortgage LLC, as Servicer

34.2	Report of Independent Registered Public Accounting Firm (KPMG) — The Bank of New York & The Bank of New York Trust Company, as Trustee and Custodian

34.3	Report of Independent Registered Public Accounting Firm (KPMG) — Wells Fargo Bank, N.A.

34.4	Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers) — First American Real Estate Solutions, L.P.

34.5
Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers) — American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly Safeco Financial Institution Solutions, Inc.)

(b) The following parties have reported one or more instances of material noncompliance with applicable servicing criteria in their reports on assessments of compliance:
Nationstar Mortgage LLC has reported material noncompliance with applicable servicing criteria. Nationstar Mortgage LLC’s report on assessment of compliance is attached as Exhibit 33.1.

American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly Safeco Financial Institution Solutions, Inc.) (collectively, “Assured”) has reported material noncompliance with applicable servicing criteria. Assured’s report on assessment of compliance is attached as Exhibit 33.5.
Item 1123 of Regulation AB:
Servicer Compliance Statement
(a) The following document is filed as part of this report:

Exhibit No.

35.1	Servicer Compliance Statement
Supplemental information to be furnished with reports filed pursuant to section 15(d) of the Act by Registrants which have not registered securities pursuant to Section 12 Of The Act
No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders, and the registrant does not presently contemplate sending any such materials subsequent to the filing of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONSTAR MORTGAGE LLC, as Servicer
By:	/s/ Jay Bray
	Name:	Jay Bray
	Title:	Executive Vice President and Chief Financial Officer
Date:	March 25, 2007

EXHIBIT INDEX

4.1
Pooling and Servicing Agreement dated February 1, 2007 among NATIONSTAR FUNDING LLC, as Depositor, NATIONSTAR MORTGAGE LLC, as Seller, NATIONSTAR MORTGAGE LLC, as Servicer, and JPMORGAN CHASE BANK, NATIONAL ASSOCIATION as Trustee, previously filed under Form 8-K on February 22, 2007 as Ex. 4.1 and incorporated herein by reference.

4.2
Swap Agreement, dated as of February 7, 2007 by and between The Royal Bank of Scotland and The Bank of New York, not in its individual capacity but solely as trustee for the Supplemental Interest Trust with respect to Nationstar Home Equity Loan Asset-Backed Certificates, Series 2007-A, previously filed under Form 8-K on February 22, 2007 as Ex. 4.2 and incorporated herein by reference.

31.1	Rule 13a-14(d)/15d-14(d) Certification

33.1	Certification Regarding Compliance with Applicable Servicing Criteria, Nationstar Mortgage LLC, as Servicer

33.3	Assessment of Compliance With the Applicable Servicing Criteria — Wells Fargo Bank, N.A.

33.4	Report on Assessment of Compliance With the Applicable Servicing Criteria — First American Real Estate Solutions, L.P.

33.5
Report on Assessment of Compliance With the Applicable Servicing Criteria — American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly Safeco Financial Institution Solutions, Inc.)

34.1	Report of Independent Registered Public Accounting Firm (Ernst & Young) — Nationstar Mortgage LLC, as Servicer

34.2	Report of Independent Registered Public Accounting Firm (KPMG) — The Bank of New York & The Bank of New York Trust Company, as Trustee and Custodian

34.3	Report of Independent Registered Public Accounting Firm (KPMG) — Wells Fargo Bank, N.A.

34.4	Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers) — First American Real Estate Solutions, L.P.

34.5
Report of Independent Registered Public Accounting Firm (PriceWaterhouseCoopers) — American Security Insurance Company, Standard Guaranty Insurance Company and TrackSure Insurance Agency, Inc. (formerly Safeco Financial Institution Solutions, Inc.)

35.1	Servicer Compliance Statement